Form 10-K/A
period 2020-12-31
Qell Acquisition Corp
filed 2021-05-04
CIK 1821171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

QELL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39571	98-1554553
(State or other jurisdiction of incorporation or	(Commission File Number)	(I.R.S. Employer Identification Number)
organization)

505 Montgomery Street, Suite 1100	94111
San Francisco, CA	(Zip Code)
(Address of principal executive offices)

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

As of March 29, 2021, there were 4,917,936 units, 33,032,064 Class A ordinary shares, 9,487,500 Class B ordinary shares, par value $0.0001 per share each and 18,070,646 warrants, of the registrant issued and outstanding.

As of March 29, 2021, the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $328,570,875 (based on the closing sales price of the ordinary shares on March 29, 2021 of $9.92).

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Qell Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Qell Acquisition Corp. as of December 31, 2020 and for the period from August 7, 2020 (inception) to December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 and the Form 10-Q for the quarterly period ended September 30, 2020 (the “Original Filings”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 2, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our Audit Committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period from August 7, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on October 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filings with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filings.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward- looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	We may not be able to consummate an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	Nasdaq Capital Market (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.

•	We may not hold an annual general meeting until after the consummation of our initial business combination.

•	The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

•	Past performance by our founding team, the PIMCO private funds or their respective affiliates, may not be indicative of future performance of an investment in us.

•	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

•	Our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we anticipated if at all.

•	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

•	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

•	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

PART I

Item1.	Business

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

On October 2, 2020, we consummated our Initial Public Offering of 37,950,000 units, which included the full exercise of the underwriters’ option to purchase an additional 4,950,000 units to cover over- allotments, with each unit consisting of one Class A ordinary share, $0.0001 par value per share, and one- third of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $379,500,000.

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

Our Objective and Industry Opportunity

We intend to focus our search for a suitable initial business combination target in the next-generation mobility, transportation and sustainable industrial technology sectors, but we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic location. However, we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic location. We believe our sector focus and our management team’s track- record, pedigree and experience will make us an attractive partner for strong management teams and owners looking to enter the next phase of business growth and evolution.

We plan to leverage our management team’s extensive experience in our target sectors, along with its and the PIMCO private funds’ significant networks of business owners, company executives, board members, investment bankers, attorneys, venture capital and private equity investors, consultants and others to identify attractive initial business combination opportunities. We expect their experience and expertise will enhance the management team’s perspective as we evaluate potential initial business combinations and support management after completing an initial business combination, to the extent they remain on our board of directors following the completion of our initial business combination. We believe this approach, and our management team’s successful track-record across a variety of subsectors within these industries, will provide meaningful opportunities to drive value creation for shareholders. Our independent directors also have significant experience in our target sectors and with acquisitions, divestitures, corporate strategy, technology and operations. We expect their experience and expertise will enhance the management team’s perspective as we evaluate potential initial business combinations and support management after completing an initial business combination, to the extent they remain on our board of directors following the completion of our initial business combination.

Our acquisition criteria and managerial expertise position us to capitalize on attractive investment opportunities within the next-generation mobility, transportation and sustainable industrial technology sectors. We believe these are large global markets characterized by strong growth opportunities for disruptive technologies and innovative solutions and which face a significant evolution in customer preferences. In total, sources estimate that our target sectors will account for more than $4.7 trillion of annual business activity by 2030 with estimated 15x growth in battery electric vehicles by such time. Allied Market Research estimates that the global smart cities market will be worth $2.4 trillion annually by 2030. Additionally, Frost & Sullivan expects the autonomous vehicle services market to grow to $203 billion annually by 2030. We believe the growth in these markets will be driven in large part by fleets and individual consumers demanding increased connectivity, by more efficient and smarter transportation and infrastructure, and by secular trends such as the continued penetration of e-commerce, which is currently and anticipated to continue growing at 15%+ annually for the next three years, according to E- Marketer.com, the advent of automation and the streamlining of supply chains, all of which are fundamentally changing the logistical flow of goods and services.

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

We are communicating with the network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential initial business combination target and are engaging in the process of pursuing and reviewing potential opportunities.

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

•	Large Markets: We will target companies that operate in large addressable markets in the next- generation mobility, transportation and sustainable industrial technology sectors, which together are expected to represent over $4.7 trillion of annual business activity by 2030. We believe our management team and our board are skilled in analyzing and evaluating companies in these markets based on their significant past investing and operating experience.

•	High Growth: We intend to focus on segments and businesses within our target sectors that are poised for high growth due to disruptive technology, superior product offerings and/or shifting customer preferences. We anticipate that companies that we pursue for our initial business combination will be growing significantly faster than incumbents and mature companies in our target sectors.

•	Differentiated Technology: We plan to focus on attractive companies with differentiated technology aimed at solving critical challenges in their areas of focus, including improvements in automation, efficiency, customer experience and sustainability. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of our evaluation process. Our management team and our board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we intend to use these skills to identify market leaders.

•	Unique Value Creation Opportunities: We will aim to pursue targets where we believe we can enhance the prospects of our target companies with operational, commercial and financial expertise and provide them with access to our and the PIMCO private funds’ extensive networks, industry contacts and business relationships. Our management team and board have deep operating and investment experience in our target sectors and in managing high growth, enhancing operating margins and profitability, improving ESG attributes, entering new geographies and pursuing strategic acquisitions. We believe these attributes will be attractive to target companies and their shareholders.

•	Attractive Business Models: We will prioritize target companies that have business models centered on repeat customers, recurring and/or contracted revenue and strong revenue visibility due to replacement cycles of existing assets. We will also seek target companies that have a known margin structure with opportunity for increasing returns through scale and margin expansion. More broadly, our management team and our board’s operating track-record provides insights and competencies in recognizing well-run, sound companies with long-lasting and sustainable competitive advantages that operate in defensible markets. These characteristics allow companies to enjoy high margins, generate strong cash flow and deliver superior risk-adjusted returns.

•	Partnership Approach: We will pursue a partnership approach to working with a management team that shares in our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our board have a long history of starting and growing businesses and we will use our collective experience to help guide management teams of target businesses. If warranted, our management team is also willing and able to assume executive roles themselves, bringing a significant additional advantage to our value proposition. We believe our approach will be viewed as a distinctive strength for potential targets and their shareholders who seek to bolster their operations, management and strategic direction.

•	Value Proposition as a Public Company: We will target companies that will be well received by public investors and are expected to benefit from access to the public capital markets. Our selection criteria should make our target companies attractive to a broad range of potential investors, including ESG- and Impact-focused investors. Our management team and our board have significant experience managing, advising and serving as officers and directors of public companies and therefore will be judicious in considering the market appetite for and public viability of our potential targets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Initial Business Combination

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,000 upon such consummation and, if we seek shareholder approval, the affirmative vote of the holders of a majority of the shares of the ordinary shares that are voted at a shareholder meeting held to consider such initial business combination.

We may, at our option, pursue an acquisition opportunity jointly with one or more parties affiliated with PIMCO, including, without limitation, officers and partners of PIMCO, investment funds, accounts, co- investment vehicles and other entities managed by affiliates of PIMCO, and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates PIMCO. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to such parties. The amount and other terms and conditions of any such joint acquisition or equity issuance would be determined at the time thereof.

We have until 24 months from the Initial Public Offering to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account, less up to $100,000 of interest to pay dissolution expenses and net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Nasdaq listing rules require that our initial business combination occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our founding team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our founding team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination partner in connection with a contemplated acquisition of such partner by us. We have agreed to pay an affiliate of our sponsor up to a total of $50,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

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

PIMCO and their respective affiliates manage multiple funds and investment vehicles, including the PIMCO private funds, and may raise additional funds and/or accounts in the future, which may be during the period in which we are seeking our initial business combination. These investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity. In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors have and will have in the future time and attention requirements for current and future investment funds, accounts, co- investment vehicles and other entities managed by PIMCO or one of their respective affiliated entities. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds, accounts, co-investment vehicles and other entities managed by PIMCO or one of their respective affiliated entities (including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles or other entities), PIMCO and their respective applicable affiliate entities, including the PIMCO private funds, will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

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

Redemption of public shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our Initial Public Offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then- outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,500,000 from the proceeds of our Initial Public Offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of  $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non- affiliates exceeds $700 million as of the prior June 30.

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

Our sponsor will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering. Our sponsor and members of our founding team also may from time-to-time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 14,231,250, or 37.5%, of the 37,950,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). If the PIMCO private funds or their respective affiliates vote these shares in favor of our initial business combination, we would need 10,964,250 or 27.9%, of the 37,950,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Our Class A ordinary shares and warrants are listed on Nasdaq. Although after the Initial Public Offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not continue to be listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $1,100,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, our securities will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 400 round- lot holders. We may not be able to meet those initial listing requirements at that time.

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

Subsequent to our completion of our initial business combination, we may be required to take write- downs or write- offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti - dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5.0 million (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

On March 29, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Qell Acquisition Corp. (the “Company”) for the fiscal period ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from August 7, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from August 7 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 2, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our Audit Committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 7, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on October 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

On September 30, 2020 and October 2, 2020, we consummated the private placement of a total of 7,060,000 warrants at a price of $1.50 per private placement warrant with the sponsor, generating gross proceeds of approximately $10.6 million.

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

Proposed Business Combination and Related Transaction

On March 30, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Qell DutchCo B.V., a Netherlands limited liability company and wholly owned subsidiary of our Sponsor (“Holdco”), Queen Cayman Merger LLC, a Cayman Islands limited liability company (“Merger Sub”), and Lilium GmbH, a German limited liability company (“Lilium”).The Business Combination Agreement provides for, among other things, the following transactions on closing (collectively, the “Business Combination”):

•	After signing of the Business Combination Agreement, and prior to closing of the Business Combination, the legal form of our Sponsor shall be changed from a private company with limited liability to a public limited liability company;

•	We will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of our Sponsor;

•	In connection with the Merger, each issued and outstanding ordinary share of ours will be converted into a claim for a corresponding equity security in the Merger Sub, and such claim shall then be automatically contributed into our Sponsor in exchange for one ordinary share in the share capital of Holdco (a “Holdco Ordinary Share”);

•	Immediately following the Merger, Merger Sub and Holdco will cause Merger Sub to, commence winding up under the Cayman LLC Act and distribute all of its tangible and intangible assets (including all cash) and transfer any and all of its liabilities to Holdco (the “Liquidation Distribution and Assumption”);

•	Immediately following the Liquidation Distribution and Assumption, Holdco will take a series of actions including, but not limited to, (i) consummation of the Private Placement (as defined below),

(ii)  appointment of Daniel Wiegand as executive director to the board of directors of Holdco, and

(iii)  execution of the Holdco Board Agreements (as defined in the Business Combination Agreement);

•	The shareholders of Lilium will exchange (the “Exchange”) their interests in Lilium for Holdco Ordinary Shares. All Lilium shareholders, but for Daniel Wiegand, will receive Class A Holdco Ordinary Shares in the Exchange. Daniel Weigand will receive Class B Holdco Ordinary Shares. Class B Holdco Ordinary Shares will rank pari passu with Class A Holdco Ordinary Shares in all respects, provided they will be entitled to 3x super voting rights, subject to customary sunset provisions; and

•	Each outstanding warrant to purchase a Class A ordinary share of Qell will, by its terms, convert into a warrant to purchase one Holdco Ordinary Share, on the same contractual terms.

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

For the period from August 7, 2020 (inception) through December 31, 2020, we had net loss of approximately $35 million which consisted of approximately $343,000 in general and administrative expenses , $30,000 of administrative fees to a related party, an approximately $33.7 million loss from changes in fair value of derivative warrant liabilities, and approximately $1.0 million of offering costs of derivative warrant liabilities, which was partially offset by approximately $79,000 income earned on investments held in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from August 7, (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $33.7 million.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an Administrative Services Agreement pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support.

On January 28, 2021, we entered into an Administrative Services Agreement with Qell Operational Holdings LLC (“Holdings”), an affiliate of Qell Partners LLC (the “Sponsor”), pursuant to which Holdings will provide certain administrative services to us and we will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, we terminated the Administrative Services Agreement between the Company and the Sponsor dated October 2, 2020.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 12,650,000 ordinary warrants to investors in our Initial Public Offering and issued 7,060,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. The public warrants are measured using Monte Carlo at Initial Public Offering but using public prices on December 31, 2020.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 30,212,716 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted- average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 19,710,000 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non- emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 2, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Our Founding Team

Barry Engle serves as our Chief Executive Officer. Mr. Engle has experience in operational, financial and managerial roles within the international automotive sector, as well as growth-oriented companies across various industries. He has spent the past five years serving in senior executive roles at General Motors (“GM”). Most recently, Mr. Engle served as President of GM North America, the company’s largest segment with over $100+ billion in sales during the year ended December 31, 2019. Under his leadership, GM frequently beat analysts’ expectations, including during the unprecedented COVID-19 pandemic. Before this, Mr. Engle served as the President of GM International, where he successfully worked with various stakeholders to improve the segment’s profitability. Mr. Engle joined GM in September 2015 as President of South America, leading the business unit through the region’s economic recession and achieving market leadership in Brazil for 50+ months while restructuring the business to improve its profitability. Prior to joining GM, Mr. Engle spent time leading high growth, private equity and venture capital-backed companies, serving as Chief Executive Officer of Agility Fuel Systems, a leading provider of clean fuel solutions for medium- and heavy-duty commercial vehicles, and electric vehicle manufacturer Think Holding AS, a Norwegian company, which, subsequent to his departure from the company entered into Norwegian bankruptcy proceedings in June 2011. Before joining Think Holdings AS, Mr. Engle spent two years as President and CEO of New Holland Agricultural Equipment in Turin, Italy. Mr. Engle also spent a number of years with Ford Motor Company where he served as President & CEO of Ford Canada, President of Ford Brazil, and Head of North American Marketing. Finally, Mr. Engle has also led entrepreneurial endeavors of his own; he previously sourced, acquired and operated Barry Engle Chrysler-Plymouth-Jeep, near Salt Lake City, from 1997 to 2000. Mr. Engle earned a bachelor’s degree from Brigham Young University and holds an MBA from the Wharton School at the University of Pennsylvania.

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

Joseph Walker serves on our board of directors. Mr. Walker was an investment banker and a Vice Chairman and Managing Director with JP Morgan Chase & Co. (NYSE: JPM) (“JP Morgan”) before his retirement in June 2018, and provides expertise in operations management, corporate finance, capital budgeting, transaction execution and restructuring. In addition to this corporate board, Mr. Walker currently serves on the Advisory Boards of Columbia University Irving Medical Center and UCI Beall Applied Innovation. He has prior experience serving on the boards of The Hertz Corporation, Liquid Environmental Solutions, and Immplacate, Inc. Before re-joining JP Morgan as a Vice Chairman in 2012, Mr. Walker co-founded KW Advisors, a strategic advisory partnership which advised a variety of major and start-up corporations, including Dana Holdings on a major restructuring, after spending 5 years as a senior adviser to General Motors Company (NYSE: GM). While there, he counseled GM on a variety of corporate finance, capital budgeting, M&A and restructuring issues. From 1998 to 2000, Mr. Walker served as the global head of Technology, Media and Telecommunications Investment Banking at JP Morgan. Mr. Walker also co-led JP Morgan’s mergers and acquisitions group after helping the firm build their global M&A practice. Additionally, Mr. Walker was a member of the firm’s Investment Banking Management Committee as well as the firm’s Global Strategic Advisory Council. Mr. Walker spent the early part of his time at JP Morgan working in various capacities, including assignments in South Korea and Japan. Mr. Walker earned both a BA in Political Science and an MBA in Finance and Public Administration from Columbia University in New York.

We believe Mr. Walker is qualified to serve on our board of directors based on his business experience and extensive industry experience.

Steve Adams serves on our board of directors. Mr. Adams has served as the Chief Operating Officer at North American Holding Company (“NAHC”), a privately held investment company and family office based in Brentwood, TN, since January 2000. NAHC makes early stage and venture investments, and manages a family office and charitable foundation. In addition, Mr. Adams served as a Director of Agility Fuel Solutions from 2010 to 2019, serving on its Audit and Compensation Committees. Before serving as a director, Mr. Adams served as Chairman and President of FAB holdings, an Agility Fuel Solutions predecessor company, from 2005 to 2010 and from 2000 to 2005, respectively. Before his roles at Agility, Mr. Adams held strategic and financial roles in the healthcare industry after beginning his career with Deloitte in 1982. Mr. Adams earned a bachelor’s degree from Drake University and is a member of the American Institute of Certified Public Accountants.

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

David Cozzens serves on our board of directors. Mr. Cozzens has served on the boards of revVana since January 2019 and Kareo since July 2018, each of which are venture and growth-stage technology companies seeking to revolutionize established markets. He was also an advisor and served on the board of Digital Map Products from January 2019 until its acquisition by Lightbox in June 2019. Prior to his current roles and from May 2007 to August 2016, Mr. Cozzens served as the CEO of Telogis, a global enterprise Software-as- a-Service company. Under his leadership, Telogis grew from a start-up to become one of the largest players in the connected vehicle/smart mobility market leading to its acquisition by Verizon Communications.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the Compensation Committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website at https://qellspac.com/.

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

Nominating and Corporate Governance Committee

We have established a Nominating and Corporate Governance Committee of our board of directors. The members of our Nominating and Corporate Governance Committee are David Cozzens, Kathleen Ligocki and Joseph Walker. Kathleen Ligocki serves Chairman of the Nominating and Corporate Governance Committee. Our board of directors has determined that each of our members of the Nominating and Corporate Governance Committee are independent.

The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating and Corporate Governance Committee’s charter, provides that persons to be nominated:

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

The Nominating and Corporate Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The Nominating and Corporate Governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by shareholders and other persons.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Barry Engle	General Motors	Automotive OEM	Former Employee
	Hexagon USA Holdings, Inc.	Transportation	Former Employee and Board Member of Agility Fuel Solutions, now a subsidiary of Hexagon USA Holdings, Inc.
	Valor Latitude Acquisition Corp.	SPAC	Board Member
Sam Gabbita	XL Fleet	Transportation	Former Board Member
	Qnergy, Inc.	Energy Technology	Former Board Member
	Kairos Aerospace, Inc.	Energy Technology	Former Board Member
	OGCI Climate Investments USA	Investment	Former Ventures Director
Kathleen Ligocki	Lear Corporation	Automotive	Board Member
	PPG Industries	Industrial	Board Member
	Carpenter Technology	Industrial	Board Member
	Farmers Business Network, Inc.	Agtech	Board Member
	Hexagon USA Holdings, Inc.	Transportation	Former Employee and Board Member of Agility Fuel Solutions, now a subsidiary of Hexagon USA Holdings, Inc.
Joseph Walker	Roulette Intermedium, Inc.	Not for Profit	Board Member and Trustee
	New Music USA, Inc.	Not for Profit	Board Member and Trustee
	NMW Designs, LLC	Manufacturing	Board Member
	mediaThe foundation, Inc.	Not for Profit	Board Member
Steve Adams	Hexagon USA Holdings, Inc.	Transportation	Former Board Member of Agility Fuel Solutions, now a subsidiary of Hexagon USA Holdings, Inc.
Ryan Popple	Proterra Inc.	Energy Technology and Transportation	Executive Director
David Cozzens	Kareo Inc.	Software as a Service Company automating Clinical Practices	Non-Executive (Independent) Board Member, Chair of the Compensation Committee
	RevVana Inc.	Software as a Service Company automating Revenue Forecasting and Realization	Non-Executive (Independent) Board Member

Potential investors should also be aware of the following other potential conflicts of interest:

•	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•	Our sponsor subscribed for founder shares prior to the date of the Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with the Initial Public Offering. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and certain directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•	Our sponsor solely its discretion may issue LLC units of the sponsor entity to members of the sponsor who have made extraordinary contributions to identifying and closing our initial business combination. Any award is subjective and not based on specified criteria. We will not bear any cost associated with this incentive pool nor are any shares of we to be award in connection with such plan.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association

We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table

In the table below, percentage ownership is based on 56,850,834 Class A ordinary shares (which includes Class A ordinary shares that are underlying the warrants) and 9,487,500 Class B ordinary shares outstanding as of the completion of our Initial Public Offering. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis

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

We entered into an Administrative Services Agreement pursuant to which we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and administrative support. On January 28, 2021, we entered into an Administrative Services Agreement with Qell Operational Holdings LLC (“Holdings”), an affiliate of Qell Partners LLC (our “sponsor”), pursuant to which Holdings will provide certain administrative services to us and we will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, we terminated the Administrative Services Agreement between the Company and the sponsor, dated October 2, 2020.

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

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit
No.	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5	Description of the Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Registration and Shareholder Rights Agreement among the Registrant, the sponsor and the Holders signatory thereto.(1)
10.3	Private Placement Warrant Agreement between the Registrant and the sponsor.(1)
10.4	Letter Agreement between the Registrant, the sponsor and each director, officer and equityholder of the Registrant.(1)
10.5	Amended and Restated Letter Agreement between the Registrant, the sponsor and each director, officer and equityholder of the Registrant.(1)
10.6	Administrative Services Agreement between the Registrant and Qell Operational Holdings LLC, an affiliate of the sponsor.(1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

Exhibit
No.	Description
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2021

QELL ACQUISITION CORP.

/s/ Barry Engle

Name: Barry Engle

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Barry Engle	Chief Executive Officer, Director	May 4, 2021
Barry Engle	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Sam Gabbita	Chief Financial Officer	May 4, 2021
Sam Gabbita	(Principal Financial and Accounting Officer)

/s/ Kathleen Ligocki	Director	May 4, 2021
Kathleen Ligocki

/s/ Joseph Walker	Director	May 4, 2021
Joseph Walker

/s/ Steve Adams	Director	May 4, 2021
Steve Adams

/s/ Ryan Popple	Director	May 4, 2021
Ryan Popple

s/ David Cozzens	Director	May 4, 2021
David Cozzens

QELL ACQUISITION CORP.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 4, 2021

QELL ACQUISITION CORP.

BALANCE SHEET

As Restated- See Note 2

DECEMBER 31, 2020

Assets
Current assets:
Cash	$2,023,823
Prepaid expenses	515,078
Total current assets	2,538,901
Investments held in Trust Account	379,579,492
Total Assets	$382,118,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$133,528
Accrued expenses	80,000
Total current liabilities	213,528
Derivative warrant liabilities	61,495,200
Deferred underwriting commissions	13,282,500
Total liabilities	74,991,228

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 30,212,716 shares at $10.00 per share	302,127,160

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,737,284 shares issued and outstanding (excluding 30,212,716 shares subject to possible redemption)	774
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949
Additional paid-in capital	39,994,824
Accumulated deficit	(34,996,542)
Total shareholders’ equity	5,000,005
Total Liabilities and Shareholders’ Equity	$382,118,393

The accompanying notes are an integral part of these financial statements.

QELL ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating expenses:
General and administrative expenses	$343,207
Administrative fee - related party	30,000
Loss from operations	(373,207)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(33,704,100)
Offering costs - derivative warrant liabilities	(998,727)
Income earned on investments in Trust Account	79,492
Net loss	$(34,996,542)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	37,950,000
Basic and diluted net income per ordinary share, Class A	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	9,016,071
Basic and diluted net loss per ordinary share, Class B	$(3.89)

The accompanying notes are an integral part of these financial statements.

QELL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 7, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	9,487,500	949	24,051	-	25,000
Sale of units in initial public offering, less derivative liabilities for public warrants	37,950,000	3,795	-	-	361,659,705	-	361,663,500
Offering costs	-	-	-	-	(20,200,193)	-	(20,200,193)
Excess cash received over the fair value of the private warrants	-	-	-	-	635,400	-	635,400
Class A ordinary Shares subject to possible redemption	(30,212,716)	(3,021)	-	-	(302,124,139)	-	(302,127,160)
Net loss	-	-	-	-	-	(34,996,542)	(34,996,542)
Balance - December 31, 2020	7,737,284	$774	9,487,500	$949	$39,994,824	$(34,996,542)	$5,000,005

The accompanying notes are an integral part of these financial statements.

QELL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(34,996,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments in Trust Account	(79,492)
General and administrative expenses paid by Sponsor under note payable	48,243
Change in fair value of derivative warrant liabilities	61,495,200
Offering costs - derivative warrant liabilities	998,727
Changes in operating assets and liabilities:
Prepaid expenses	(490,078)
Accounts payable	133,528
Accrued expenses	10,000
Net cash used in operating activities	27,119,586

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(379,500,000)
Net cash used in investing activities	(379,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	361,663,500
Repayment of note payable to related party	(195,192)
Proceeds received from sale of private placement warrants	635,400
Offering costs paid net of reimbursements	(7,699,471)
Net cash provided by financing activities	354,404,237

Net change in cash	2,023,823

Cash - beginning of the period:	-
Cash - end of the period	$2,023,823

Supplemental disclosure of non-cash investing and financing activities:
Expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs funded with note payable - related party	$(146,949)
Deferred underwriting commissions payable	$13,282,500
Initial value of Class A ordinary shares subject to possible redemption	$336,062,230
Change in value of Class A ordinary shares subject to possible redemption	$(33,935,070)
Derivative warrant liabilities in connection with initial public offering and private placement	$27,791,100

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

The Company’s sponsor is Qell Partners LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020. On October 2, 2020, the Company consummated its Initial Public Offering of 37,950,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,950,000 additional Units to cover over-allotments (the “Over- Allotment Units”), at $10.00 per Unit, generating gross proceeds of $379.5 million, and incurring offering costs of approximately $21.1 million, inclusive of approximately $13.3 million in deferred underwriting commissions (Note 6).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of a total of 7,060,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.6 million (Note 5).

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

The Company will provide its holders (the “Public Shareholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout period and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 2, 2022, (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $2.0 million in its operating bank account and working capital of approximately $2.3 million.

The Company’s liquidity needs through December 31, 2020 were satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 from the Sponsor under the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 2, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and the period from August 7, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Note 2 —Restatement of Previously Issued Financial Statements

On May 3 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase ordinary shares that the Company issued in October 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 2, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s Audit Committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period from August 7, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$382,118,393	$-	$382,118,393
Liabilities and Shareholders’ Equity
Total current liabilities	$213,528	$-	$213,528
Deferred underwriting commissions	13,282,500	-	13,282,500
Derivative warrant liabilities	-	61,495,200	61,495,200
Total liabilities	13,496,028	61,495,200	74,991,228
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	363,622,360	(61,495,200)	302,127,160
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	159	615	774
Class B ordinary shares - $0.0001 par value	949	-	949
Additional paid-in-capital	5,292,612	34,702,212	39,994,824
Accumulated deficit	(293,715)	(34,702,827)	(34,996,542)
Total shareholders’ equity	5,000,005	-	5,000,005
Total liabilities and shareholders’ equity	$382,118,393	$-	$382,118,393

	For The Period From August 7, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(373,207)	$-	$(373,207)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(33,704,100)	(33,704,100)
Offering costs - derivative warrant liabilities		(998,727)	(998,727)
Income earned on investments in Trust Account	79,492	-	79,492
Total other (expense) income	79,492	(34,702,827)	(34,623,335)
Net loss	$(293,715)	$(34,702,827)	$(34,996,542)

Basic and Diluted weighted-average Class A ordinary shares outstanding	37,950,000	-	37,950,000
Basic and Diluted net income per Class A share	$-	-	$-
Basic and Diluted weighted-average Class B ordinary shares outstanding	9,016,071	-	9,016,071
Basic and Diluted net loss per Class B share	$(0.04)	(3.84)	$(3.88)

	For The Period From August 7, 2020 (Inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(293,715)	$(34,702,827)	$(34,996,542)
Change in fair value of derivative warrant liabilities	-	61,495,200	61,495,200
Offering costs - derivative warrant liabilities	-	998,727	998,727
Net cash used in operating activities	(671,514)	27,791,100	27,119,586
Net cash used in investing activities	(379,500,000)		(379,500,000)
Net cash provided by financing activities	382,195,337	(27,791,100)	354,404,237
Net change in cash	$2,023,823	-	$2,023,823

In addition, the impact to the balance sheet dated October 2, 2020, filed on Form 8-K on October 8, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $27.8 million increase to the derivative warrant liabilities line item at October 2, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of October 2, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$383,038,513	$-	$383,038,513
Liabilities and shareholders’ equity
Total current liabilities	$902,681	$-	$902,681
Deferred underwriting commissions	13,282,500	-	13,282,500
Derivative warrant liabilities	-	27,791,100	27,791,100
Total liabilities	14,185,181	27,791,100	41,976,281
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	363,853,330	(27,791,100)	336,062,230
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	157	278	435
Class B ordinary shares - $0.0001 par value	949	-	949
Additional paid-in-capital	5,061,644	998,449	6,060,093
Accumulated deficit	(62,748)	(998,727)	(1,061,475)
Total shareholders’ equity	5,000,002	-	5,000,002
Total liabilities and shareholders’ equity	$383,038,513	$-	$383,038,513

Note 3 — Summary of Significant Accounting Policies

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

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of the financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 12,650,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 7,060,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model as of each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

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

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated on a relative fair value basis between shareholders’ equity and expense. The portion offering costs allocated to the public shares has been charged to shareholders’ equity. Offering costs totaled $21,198,920 (consisting of $7,590,000 of underwriting fee, $13,282,500 of deferred underwriting fee, $626,420 of other offering costs and $300,000 of reimbursed offering costs), of which $998,727 was charged to expense and $20,200,193 was charged to shareholders’ equity upon completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 30,212,716 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted- average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 19,710,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $79,492 for the period from August 7, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $35 million, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

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

Note 4 — Initial Public Offering

On October 2, 2020, the Company consummated its Initial Public Offering of 37,950,000 Units, including 4,950,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $379.5 million, and incurring offering costs of approximately $21.1 million, inclusive of approximately $13.3 million in deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 — Related Party Transactions

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

Administrative support agreement

Commencing on the date the Company’s securities are first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. On January 28, 2021, the Company entered into an Administrative Services Agreement with Qell Operational Holdings LLC (“Holdings”), an affiliate of the Sponsor, pursuant to which Holdings will provide certain administrative services to the Company and the Company will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, the Company terminated the Administrative Services Agreement between the Company and the Sponsor dated October 2, 2020.

Note 6 — Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before sending the notice of redemption to the warrant holders; and

•	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.

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

Note 8 — Shareholders’ Equity

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

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s founding team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account -	$379,578,055	$—	$—
U.S. Treasury Securities(1)
Liabilities:
Derivative warrant liabilities	$39,468,000	$—	$22,027,200

(1)	Excludes $1,437 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model as of each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $33.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of October 2, 2020	As of December 31, 2020
Exercise price	11.50	11.50
Stock Price	9.66	12.29
Option term (in years)	5.50	5.50
Volatility	22.20%	25%
Risk-free interest rate	0.33%	0.43%

The change in the fair value of the derivative warrant liabilities for the period from August 7, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities as of October 2, 2020	$27,791,100
Change in fair value of derivative warrant liabilities	33,704,100
Derivative warrant liabilities as of December 31, 2020	$61,495,200

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this evaluation, the Company identified the following subsequent events for disclosure in addition to Notes 2.

On January 28, 2021, the Company entered into an Administrative Services Agreement with Holdings, pursuant to which Holdings will provide certain administrative services to the Company and the Company will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, the Company terminated the Administrative Services Agreement between the Company and the Sponsor dated October 2, 2020.

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