Form 10-Q
period 2021-03-31
Qell Acquisition Corp
filed 2021-05-24
CIK 1821171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 37,950,000 Class A ordinary shares, par value $0.0001 per share, and 9,487,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

QELL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QELL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$995,321	$2,023,823
Prepaid expenses	489,616	515,078
Due from related party	22,043	-
Total current assets	1,506,980	2,538,901
Investments held in Trust Account	379,642,480	379,579,492
Total Assets	$381,149,460	$382,118,393

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$299,099	$133,528
Accrued expenses	2,948,049	80,000
Total current liabilities	3,247,148	213,528
Derivative warrant liabilities	33,901,200	61,495,200
Deferred underwriting commissions	13,282,500	13,282,500
Total liabilities	50,430,848	74,991,228

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; 32,571,861 and 30,212,716 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	325,718,610	302,127,160

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,378,139 and 7,737,284 shares issued and outstanding (excluding 32,571,861 and 30,212,716 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	538	774
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	949	949
Additional paid-in capital	16,403,610	39,994,824
Accumulated deficit	(11,405,095)	(34,996,542)
Total shareholders' equity	5,000,002	5,000,005
Total Liabilities and Shareholders' Equity	$381,149,460	$382,118,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating expenses:
General and administrative expenses	$3,987,583
Administrative fee - related party	77,958
Loss from operations	(4,065,541)

Other income:
Change in fair value of derivative warrant liabilities	27,594,000
Income earned on investments in Trust Account	62,988
Net income	$23,591,447

Basic and diluted weighted average shares outstanding of Class A ordinary shares	37,950,000
Basic and diluted net income per ordinary share, Class A	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	9,487,500
Basic and diluted net income per ordinary share, Class B	$2.48

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In		Shareholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Equity
Balance - December 31, 2020	7,737,284	$774	9,487,500	$949	$39,994,824	$(34,996,542)	$5,000,005
Class A ordinary Shares subject to possible redemption	(2,359,145)	(236)	-	-	(23,591,214)	-	(23,591,450)
Net income	-	-	-	-	-	23,591,447	23,591,447
Balance - March 31, 2021 (unaudited)	5,378,139	$538	9,487,500	$949	16,403,610	$(11,405,095)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$23,591,447
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(62,988)
Change in fair value of warrant liabilities	(27,594,000)
Changes in operating assets and liabilities:
Prepaid expenses	25,462
Due from related party	(22,043)
Accounts payable	165,571
Accrued expenses	2,868,049
Net cash used in operating activities	(1,028,502)

Net decrease in cash	(1,028,502)

Cash - beginning of the period:	2,023,823
Cash - end of the period	$995,321

Supplemental disclosure of non-cash investing and financing activities:
Change in initial value of Class A ordinary shares subject to possible redemption	$23,591,450

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and capital resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account and negative working capital of approximately $1.7 million.

The Company’s liquidity needs through March 31, 2021 were satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 from the Sponsor under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 2, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for ongoing operating expenditures, paying existing accounts payable, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See further discussion in Note 5.

Going Concern

The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through October 2, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Proposed Business Combination and Related Transaction

On March 30, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Qell DutchCo B.V., a Netherlands limited liability company and wholly owned subsidiary of our Sponsor (“Holdco”), Queen Cayman Merger LLC, a Cayman Islands limited liability company (“Merger Sub”), and Lilium GmbH, a German limited liability company ( “Lilium”).The Business Combination Agreement provides for, among other things, the following transactions on closing (collectively, the “Business Combination”):

•	After signing of the Business Combination Agreement, and prior to closing of the Business Combination, the legal form of our Sponsor shall be changed from a private company with limited liability to a public limited liability company;

•	The Company will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company’ Sponsor;

•	In connection with the Merger, each issued and outstanding ordinary share of the Company will be converted into a claim for a corresponding equity security in the Merger Sub, and such claim shall then be automatically contributed into the Company’s Sponsor in exchange for one ordinary share in the share capital of Holdco (a “Holdco Ordinary Share”);

•	Immediately following the Merger, Merger Sub and Holdco will cause Merger Sub to, commence winding up under the Cayman LLC Act and distribute all of its tangible and intangible assets (including all cash) and transfer any and all of its liabilities to Holdco (the “Liquidation Distribution and Assumption”);

•	Immediately following the Liquidation Distribution and Assumption, Holdco will take a series of actions including, but not limited to, (i) consummation of the Private Placement (as defined below), (ii) appointment of Daniel Wiegand as executive director to the board of directors of Holdco, and (iii) execution of the Holdco Board Agreements (as defined in the Business Combination Agreement);

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

•	The shareholders of Lilium will exchange (the “Exchange”) their interests in Lilium for Holdco Ordinary Shares. All Lilium shareholders, but for Daniel Wiegand, will receive Class A Holdco Ordinary Shares in the Exchange. Daniel Weigand will receive Class B Holdco Ordinary Shares. Class B Holdco Ordinary Shares will rank pari passu with Class A Holdco Ordinary Shares in all respects, provided they will be entitled to 3x super voting rights, subject to customary sunset provisions; and

•	Each outstanding warrant to purchase a Class A ordinary share of Qell will, by its terms, convert into a warrant to purchase one Holdco Ordinary Share, on the same contractual terms.

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

Note 2—Summary of significant accounting policies

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

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. At March 31,2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets, other than for investments in open-ended money market funds with published daily NAV, in which case the Company uses NAV as a practical expedient to fair value.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, an aggregate of 32,571,861 and 30,212,716, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Net Income Per Ordinary Share

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

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $63,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31,2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative services agreement

Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

On January 28, 2021, the Company entered into an Administrative Services Agreement with Qell Operational Holdings LLC (“Holdings”), an affiliate of Qell Partners LLC, pursuant to which Holdings will provide certain administrative services to the Company and the Company will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, the Company terminated the Administrative Services Agreement between the Company and the Sponsor dated October 1, 2020. The Company incurred approximately $77,958 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2021 within general and administrative expenses – related party. As of March 31, 2021 and December 31, 2020, there was no outstanding balance in accounts payable – related party, as reflected in the accompanying unaudited condensed balance sheets.

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

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 6—Shareholders’ deficit

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,378,139 and 7,737,284 Class A ordinary shares issued or outstanding, excluding 32,571,861 and 30,212,716 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 9,487,500 Class B ordinary shares issued or outstanding.

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

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7—Warrants

As of March 31, 2021, there was an aggregate of 12,650,000 Public Warrants and 7,060,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account -U.S. Treasury Securities	$379,642,480	$-	$-	$379,642,480
Liabilities:
Derivative warrant liabilities - Public warrants	21,758,000	-	-	21,758,000
Derivative warrant liabilities - Private warrants	-	-	12,143,200	12,143,200
Total fair value	$401,400,480	$-	$12,143,200	$413,543,680

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account -U.S. Treasury Securities	$379,579,492	$-	$-	$379,579,492
Liabilities:
Derivative warrant liabilities - Public warrants	39,468,000	-	-	39,468,000
Derivative warrant liabilities - Private warrants	-	-	22,027,200	22,027,200
Total fair value	$419,047,492	$-	$22,027,200	$441,074,692

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers during the period.

Level 1 instruments include investments in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model as of each measurement date. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $27.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

QELL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise price	11.50	11.50
Stock Price	10.18	12.29
Option term (in years)	5.50	5.50
Volatility	22.20%	25.3%
Risk-free interest rate	1.04%	0.43%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$61,495,200
Change in fair value of derivative warrant liabilities	(27,594,000)
Derivative warrant liabilities as of March 31,2021	$33,901,200

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities as of October 2, 2020	$27,791,100
Change in fair value of derivative warrant liabilities	33,704,100
Derivative warrant liabilities as of December 31, 2020	$61,495,200

Note 9—Subsequent events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account and negative working capital of approximately $1.7 million.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares to our Sponsor, a loan of approximately $195,000 pursuant to a promissory note issued to our Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on November 2, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans (the “Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $23.6 million which consisted of an approximately $27.6 million gain in change fair value of derivative warrant liabilities and approximately $63,000 income from our investments held in the Trust Account, partially offset by $4.0 million in general and administrative expenses (including approximately of 3.8 million in merger costs), and $78,000 in general and administrative expenses – related party.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, an aggregate of 32,571,861 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Ordinary Share

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

Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $63,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amended Annual Report on Form 10-K/A filed with the SEC on May 4, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form 10-K/A filed with the SEC on May 4, 2021.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to Form 10-K filed with the SEC on May 4, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Dated: May 24, 2021	QELL ACQUISITION CORP.

	By:	/s/ Barry Engle
	Name:	Barry Engle
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2021

	By:	/s/ Sam Gabbita
	Name:	Sam Gabbita
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)