Form 10-Q
period 2021-06-30
Qell Acquisition Corp
filed 2021-08-16
CIK 1821171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ◻   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2021, 4,325,183 Units, 33,624,817 Class A ordinary shares, par value $0.0001 per share, and 9,487,500 Class B ordinary shares, par value $0.0001 per share, and 18,268,226 Warrants were issued and outstanding, respectively.

QELL ACQUISITION CORP.

Form 10-Q

For the Three and Six Months Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

QELL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$337,744	$2,023,823
Prepaid expenses	390,307	515,078
Due from related party	87,365	—
Total current assets	815,416	2,538,901
Investments held in Trust Account	379,656,050	379,579,492
Total Assets	$380,471,466	$382,118,393

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$342,203	$133,528
Accrued expenses	4,993,894	80,000
Total current liabilities	5,336,097	213,528
Derivative warrant liabilities	31,536,000	61,495,200
Deferred underwriting commissions	13,282,500	13,282,500
Total liabilities	50,154,597	74,991,228

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 32,531,686 and 30,212,716 shares at $10.00 per share as of June 30, 2021 and December 31,2020, respectively	325,316,860	302,127,160

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,418,314 and 7,737,284 shares issued and outstanding (excluding 32,531,686 and 30,212,716 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	542	774
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	949	949
Additional paid-in capital	16,805,356	39,994,824
Accumulated deficit	(11,806,838)	(34,996,542)
Total shareholders' equity	5,000,009	5,000,005
Total Liabilities and Shareholders' Equity	$380,471,466	$382,118,393

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021

Operating expenses:
General and administrative expenses	$2,695,836	$6,683,419
Administrative fee - related party	84,677	162,635
Loss from operations	(2,780,513)	(6,846,054)

Other income:
Change in fair value of derivative warrant liabilities	2,365,200	29,959,200
Income earned on investments held in Trust Account	13,570	76,558
Net income (loss)	$(401,743)	$23,189,704

Basic and diluted weighted average shares outstanding of Class A ordinary shares	37,950,000	37,950,000
Basic and diluted net income per ordinary share, Class A	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	9,487,500	9,487,500
Basic and diluted net income (loss) per ordinary share, Class B	$(0.04)	$2.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Retained Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - December 31, 2020	7,737,284	$774	9,487,500	$949	$39,994,824	$(34,996,542)	$5,000,005
Class A ordinary Shares subject to possible redemption	(2,359,145)	(236)	—	—	(23,591,214)	—	(23,591,450)
Net income	—	—	—	—	—	23,591,447	23,591,447
Balance - March 31, 2021 (unaudited)	5,378,139	538	9,487,500	949	16,403,610	(11,405,095)	5,000,002
Class A ordinary Shares subject to possible redemption	40,175	4	—	—	401,746	—	401,750
Net loss	—	—	—	—	—	(401,743)	(401,743)
Balance - June 30, 2021 (unaudited)	5,418,314	$542	9,487,500	$949	$16,805,356	$(11,806,838)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$23,189,704
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments in Trust Account	(76,558)
Change in fair value of derivative warrant liabilities	(29,959,200)
Changes in operating assets and liabilities:
Prepaid expenses	124,771
Due from related party	(87,365)
Accounts payable	208,675
Accrued expenses	4,913,894
Net cash used in operating activities	(1,686,079)

Net decrease in cash	(1,686,079)

Cash - beginning of the period:	2,023,823
Cash - end of the period	$337,744

Supplemental disclosure of non-cash investing and financing activities:
Change in initial value of Class A ordinary shares subject to possible redemption	$23,189,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, identifying a target for a Business Combination, and activities in connection with the proposed Business Combination with Lilium GmbH, a German limited liability company, Lilium B.V., a Dutch private liability company and Queen Cayman Merger LLC, a Cayman Islands limited liability company, as described further below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Qell Partners LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020. On October 2, 2020, the Company consummated its Initial Public Offering of 37,950,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 4,950,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $379.5 million, and incurring offering costs of approximately $21.1 million, inclusive of approximately $13.3 million in deferred underwriting commissions (Note 5).

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

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of its Public Shares (individually, “Public Shareholder”, and collectively,the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 for each of the Public Shares). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout period and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association (the “Article of Association”) will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 2, 2022, (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

As of June 30, 2021, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $4.5 million.

The Company’s liquidity needs through June 30, 2021 were satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, a loan of approximately $195,000 from the Sponsor under the Note (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 2, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of the filing of this Quarterly Report on Form 10-Q. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 4, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Proposed Business Combination and Related Transaction

On March 30, 2021, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Qell DutchCo B.V., a Netherlands limited liability company and wholly owned subsidiary of our Sponsor (“Holdco”), Queen Cayman Merger LLC, a Cayman Islands limited liability company (“Merger Sub”), and Lilium GmbH, a German limited liability company ( “Lilium”).The Business Combination Agreement provides for, among other things, the following transactions on closing (collectively, the “Lilium Business Combination”):

●	After signing of the Business Combination Agreement, and prior to closing of the Lilium Business Combination, the legal form of our Sponsor shall be changed from a private company with limited liability to a public limited liability company;

●	The Company will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company’ Sponsor;

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	In connection with the Merger, each issued and outstanding ordinary share of the Company will be converted into a claim for a corresponding equity security in the Merger Sub, and such claim shall then be automatically contributed into the Company’s Sponsor in exchange for one ordinary share in the share capital of Holdco (a “Holdco Ordinary Share”);

●	Immediately following the Merger, Merger Sub and Holdco will cause Merger Sub to, commence winding up under the Cayman LLC Act and distribute all of its tangible and intangible assets (including all cash) and transfer any and all of its liabilities to Holdco (the “Liquidation Distribution and Assumption”);

●	Immediately following the Liquidation Distribution and Assumption, Holdco will take a series of actions including, but not limited to, (i) consummation of the Lilium Private Placement (as defined below), (ii) appointment of Daniel Wiegand as executive director to the board of directors of Holdco, and (iii) execution of the Holdco Board Agreements (as defined in the Business Combination Agreement);

●	The shareholders of Lilium will exchange (the “Exchange”) their interests in Lilium for Holdco Ordinary Shares. All Lilium shareholders, but for Daniel Wiegand, will receive Class A Holdco Ordinary Shares in the Exchange. Daniel Weigand will receive Class B Holdco Ordinary Shares. Class B Holdco Ordinary Shares will rank pari passu with Class A Holdco Ordinary Shares in all respects, provided they will be entitled to 3x super voting rights, subject to customary sunset provisions; and

●	Each outstanding warrant to purchase a Class A ordinary share of Qell will, by its terms, convert into a warrant to purchase one Holdco Ordinary Share, on the same contractual terms.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the shareholders of Lilium in connection with the transactions contemplated under the Business Combination Agreement shall be an aggregate number of Holdco Ordinary Shares equal to (a) $2,400,000,000, divided by (b) $10.00. Each of our shareholders will receive one Holdco Ordinary Share per our ordinary share, as set forth above. Cash held in the trust account net of redemptions and the proceeds of the Lilium Private Placement (as defined below), less the transaction costs of the Lilium Business Combination, will be received by Holdco and used for general corporate purposes after the Lilium Business Combination.

Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and Holdco agreed to issue and sell to such investors, 45,000,000 Holdco Ordinary Shares (the “Private Placement Shares”), for an aggregate of $450,000,000 (the “Lilium Private Placement”) in proceeds. The closing of the Lilium Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Lilium Business Combination and related transactions.

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

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These consist of:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The fair value of the Private Warrants was deemed to be equal to the fair value of the Public Warrants. The Private Warrants are not subject to the redemption feature at $0.01 when Class A ordinary share price is higher than $18 but are subject to the redemption pursuant to Section 6.2 when the Class A ordinary share price is between $10 and $18. The redemption price pursuant to the make-whole table when the Class A ordinary share price is $18 is equivalent to the intrinsic value of the warrant (0.361 Class A ordinary shares) making it optimal for the issuer to redeem the Private Warrants when the Class A ordinary share price reaches $18. Therefore, the Private Warrants are subject to substantially the same redemption features as the Public Warrants and hence their fair values are equal. Beginning in November 2020, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, an aggregate of 32,531,686 and 30,212,716, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 19,710,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net (loss) income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$13,570	$76,558
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable to Class A ordinary shares	$13,570	$76,558
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	37,950,000	37,950,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(401,743)	$23,189,704
Net income allocable to Class A ordinary shares	(13,570)	(76,558)
Net income (loss) attributable to Class B ordinary shares	$(415,313)	$23,113,146
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	9,487,500	9,487,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.04)	$2.44

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30,2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Sponsor loan

On August 7, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed approximately $195,000 under the Note. The Company fully repaid the Note on November 2, 2020. As of June 30, 2021, the Note was no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

On January 28, 2021, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with Qell Operational Holdings LLC (“Holdings”), an affiliate of Qell Partners LLC, pursuant to which Holdings will provide certain administrative services to the Company and the Company will reimburse Holdings up to $50,000 a month, subject to adjustment in accordance with the terms of the agreement. In connection therewith, the Company terminated the Administrative Services Agreement between the Company and the Sponsor dated October 1, 2020. The Company incurred approximately $85,000 and $163,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively, within general and administrative expenses – related party. As of June 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable – related party, as reflected in the accompanying unaudited condensed balance sheets.

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

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Shareholders’ deficit

Preference shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A ordinary shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,418,314 and 7,737,284 Class A ordinary shares issued and outstanding, excluding 32,531,686 and 30,212,716 Class A ordinary shares subject to possible redemption.

Class B ordinary shares-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 9,487,500 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Warrants

As of June 30, 2021 and December 31, 2020, there was an aggregate of 12,650,000 Public Warrants and 7,060,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of at $11.50 per share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if  (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the “Newly Issued Price,” (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and 18.00 per share redemption trigger prices described below under “Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemptions for warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of our Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders; and
●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - Money market mutual fund	$379,656,050	$—	$—	$379,656,050
Liabilities:
Derivative warrant liabilities - Public warrants	20,240,000	—	—	20,240,000
Derivative warrant liabilities - Private warrants	—	11,296,000	—	11,296,000
Total fair value	$399,896,050	$11,296,000	$—	$411,192,050

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account -U.S. Treasury Securities	$379,579,492	$—	$—	$379,579,492
Liabilities:
Derivative warrant liabilities - Public warrants	39,468,000	—	—	39,468,000
Derivative warrant liabilities - Private warrants	—	—	22,027,200	22,027,200
Total fair value	$419,047,492	$—	$22,027,200	$441,074,692

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers during the three and six months ended June 30, 2021.

Level 1 assets include investments in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering was initially measured using a Monte Carlo simulation model. The Company utilized a Monte Carlo simulation to estimate the fair value of the Private Warrants at December 31, 2020, and used the quoted price of the Public Warrants on the Nasdaq Stock Market at June 30, 2021 to estimate the fair value of both the Public Warrants and Private Placement Warrants at that date. For the three and six months ended June 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $2.4 and $30.0 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

QELL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Subsequent events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, unless there were any, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Qell Partners LLC, a Cayman Islands limited liability company. The registration statement for the initial public offering was declared effective on September 29, 2020 (the “Initial Public Offering”). On October 2, 2020, we consummated our Initial Public Offering of 37,950,000 units, including 4,950,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $379.5 million, and incurring offering costs of approximately $21.2 million, inclusive of approximately $13.3 million in deferred underwriting commissions.

On September 30, 2020 and October 2, 2020, we consummated the Private Placement of a total of 7,060,000 warrants at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $379.5 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in United States government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Proposed Business Combination and Related Transaction

On March 30, 2021, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among Qell DutchCo B.V., a Netherlands limited liability company and wholly owned subsidiary of our Sponsor (“Holdco”), Queen Cayman Merger LLC, a Cayman Islands limited liability company (“Merger Sub”), and Lilium GmbH, a German limited liability company ( “Lilium”).The Business Combination Agreement provides for, among other things, the following transactions on closing (collectively, the “Lilium Business Combination”):

●After signing of the Business Combination Agreement, and prior to closing of the Lilium Business Combination, the legal form of our Sponsor shall be changed from a private company with limited liability to a public limited liability company;
●We will merge with and into Merger Sub (the “Merger”), with Merger Sub as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of our Sponsor;
●In connection with the Merger, each issued and outstanding ordinary share of ours will be converted into a claim for a corresponding equity security in the Merger Sub, and such claim shall then be automatically contributed into our Sponsor in exchange for one ordinary share in the share capital of Holdco (a “Holdco Ordinary Share”);
●Immediately following the Merger, Merger Sub and Holdco will cause Merger Sub to, commence winding up under the Cayman LLC Act and distribute all of its tangible and intangible assets (including all cash) and transfer any and all of its liabilities to Holdco (the “Liquidation Distribution and Assumption”);
●Immediately following the Liquidation Distribution and Assumption, Holdco will take a series of actions including, but not limited to, (i) consummation of the Lilium Private Placement (as defined below), (ii) appointment of Daniel Wiegand as executive director to the board of directors of Holdco, and (iii) execution of the Holdco Board Agreements (as defined in the Business Combination Agreement);
●The shareholders of Lilium will exchange (the “Exchange”) their interests in Lilium for Holdco Ordinary Shares. All Lilium shareholders, but for Daniel Wiegand, will receive Class A Holdco Ordinary Shares in the Exchange. Daniel Weigand will receive Class B Holdco Ordinary Shares. Class B Holdco Ordinary Shares will rank pari passu with Class A Holdco Ordinary Shares in all respects, provided they will be entitled to 3x super voting rights, subject to customary sunset provisions; and
●Each outstanding warrant to purchase a Class A ordinary share of Qell will, by its terms, convert into a warrant to purchase one Holdco Ordinary Share, on the same contractual terms.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the shareholders of Lilium in connection with the transactions contemplated under the Business Combination Agreement shall be an aggregate number of Holdco Ordinary Shares equal to (a) $2,400,000,000, divided by (b) $10.00. Each our shareholder will receive one Holdco Ordinary Share per our ordinary share, as set forth above. Cash held in the Trust Account net of redemptions and the proceeds of the Lilium Private Placement (as defined below), less the transaction costs of the Lilium Business Combination, will be received by Holdco and used for general corporate purposes after the Lilium Business Combination.

Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and Holdco agreed to issue and sell to such investors, 45,000,000 Holdco Ordinary Shares (the “Private Placement Shares”), for an aggregate of $450,000,000 (the “Lilium Private Placement”) in proceeds. The closing of the Lilium Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Lilium Business Combination and related transactions.

Going Concern

As of June 30, 2021, we had approximately $0.3 million in our operating bank account and a working capital deficit of approximately $4.5 million.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares to our Sponsor, a loan of approximately $195,000 pursuant to a promissory note issued to our Sponsor and the net proceeds from the consummation of the Lilium Private Placement not held in the Trust Account. We fully repaid the Note on November 2, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans (the “Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from the date of the filing of this Quarterly Report on Form 10-Q. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we incurred a net loss of approximately $0.4 million which consisted of approximately $ 2.7 million in general and administrative expenses (including approximately of $2.4 million in merger costs), and approximately $85,000 in general and administrative expenses – related party, partially offset by a gain of approximately $2.4 million resulting from the change in fair value of derivative warrant liabilities and approximately $14,000 of income from our investments held in the Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $23.2 million which consisted of a gain of approximately $30.0 million resulting from the change in fair value of derivative warrant liabilities and approximately $77,000 of income from our investments held in the Trust Account, partially offset by $6.7 million in general and administrative expenses (including approximately of $6.2 million in merger costs), and approximately $163,000 in general and administrative expenses – related party.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support (the “Administrative Services Agreement”).

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, an aggregate of 32,531,686 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The initial estimated fair value of the Public and Private Warrants was measured using a Monte Carlo simulation. The fair value of the Private Warrants was deemed to be equal to the fair value of the Public Warrants. The Private Warrants are not subject to the redemption feature at $0.01 when Class A ordinary share price is higher than $18 but are subject to the redemption pursuant to Section 6.2 when the Class A ordinary share price is between $10 and $18. The redemption price pursuant to the make-whole table when the Class A ordinary share price is $18 is equivalent to the intrinsic value of the warrant (0.361 Class A ordinary shares) making it optimal for the issuer to redeem the Private Warrants when the Class A ordinary share price reaches $18. Therefore, the Private Warrants are subject to substantially the same redemption features as the Public Warrants and hence their fair values are equal. Beginning in November 2020, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 19,710,000 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive.

Our unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. On April 12, 2021, the SEC staff issued a statement in which the SEC staff expressed its view that certain terms and conditions common to special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity (the “SEC Staff Statement”). After discussion and evaluation, taking into consideration the statement of the SEC staff, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the circumstances that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form 10-K/A filed with the SEC on May 4, 2021.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Amendment No. 1 on Form 10-K filed with the SEC on May 4, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with certain investors (collectively, the “Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and Holdco agreed to issue and sell to such investors, 45,000,000 Holdco Ordinary Shares (the “Private Placement

Shares”), for an aggregate of $450,000,000 (the “Lilium Private Placement”) in proceeds. The closing of the Lilium Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Lilium Business Combination and related transactions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1

Amendment No. 1, dated as of July 14, 2021, to Business Combination Agreement, by and among Qell Acquisition Corp., Lilium GmbH, Lilium B.V. and Queen Cayman Merger LLC (incorporated by reference to Exhibit 2.2 of the registration statement on Form F-4/A filed by Lilium B.V. on July 14, 2021).(1)

31.1*

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	QELL ACQUISITION CORP.

	By:	/s/ Barry Engle
	Name:	Barry Engle
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2021

	By:	/s/ Sam Gabbita
	Name:	Sam Gabbita
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)